Form 10-K/A
period 2002-12-31
CSFB MORTGAGE BACKED PASS THRU CERTS 2002-7
filed 2004-03-25
CIK 1168331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 FORM 10-K/A

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

                             AMENDMENT NUMBER 1 OF 1

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Reports concerning servicing activities for the year ended December 31, 2002, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.

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

                                    CREDIT SUISSE FIRST BOSTON MORTGAGE
                                    SECURITIES CORP.



Date:  March 25, 2004              By:  /s/ Andrew Kimura
                                    -----------------------------
                                    Name:  Andrew Kimura
                                    Title: Vice President

                                CERTIFICATION


         Re:      Credit Suisse First Boston Mortgage Securities Corp.,
                  CSFB Mortgage-Backed Pass-Through Certificates, Series 2002-7

                  I, Andrew Kimura, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Mortgage-Backed Pass-Through Certificates, Series 2002-7 (the "Trust");

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

Dated:  March 25, 2004



By:     /s/ Andrew Kimura
-------------------------------------
Name:   Andrew Kimura
Title:  Vice President

                                 EXHIBIT INDEX

Exhibit Description

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002

        a) GreenPoint Mortgage Funding, Inc., as Servicer
        b) Washington Mutual Mortgage Securities Corp., as Servicer
        c) Fairbanks Capital Corporation (formerly Olympus Servicing LP, as Special Servicer

99.2 Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

        a) GreenPoint Mortgage Funding, Inc., as Servicer
        b) Washington Mutual Mortgage Securities Corp., as Servicer
        c) Fairbanks Capital Corporation (formerly Olympus Servicing LP, as Special Servicer

                                  EXHIBIT 99.1
      Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002

PricewaterhouseCoopers, LLP
400 S. Hope Street
Los Angeles, CA  90071


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of GreenPoint Mortgage Funding, Inc.


     We have examined management's assertion about GreenPoint Mortgage Funding, Inc.'s (the "Company"), a wholly owned subsidariy of GreenPoint Bank, compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimun servicing standards and performing other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the company's compliance with the standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 27, 2003

Deloitte & Touche LLP
700 5th Avenue
Seattle Washington 98104
phone (206) 292-1800


INDEPENDENT ACCOUNTANTS' REPORT ON
COMPLIANCE WITH UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

Board of Directors
To Washington Mutual, Inc.

     We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standands.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


By:  /s/ Deloitte & Touche LLP
---------------------------

February 18, 2003

Ernst  & Young LLP
725 South Figueroa Street
Los Angeles, CA  90017
Telephone:  (213) 977-4200
www.ey.com


                 Report on Management's Assertion on Compliance
               with Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Fairbanks Capital Corp.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

     In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

By:  /s/ Ernst & Young LLP
--------------------------

January 20, 2003

                                  EXHIBIT 99.2
     Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002

                                                                Exhibit I
GreenPoint Mortgage
100 Wood Hollow Drive
Novato, CA 94945


                   Management's Assertion Regarding Compliance
                        With Minimum Servicing Standards


     As of and for the year ended December 31, 2002, GreenPoint Mortgage Funding, Inc. (the "Company"), a wholly-owned subsidiary of GreenPoint Bank, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

     As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $20,000,000 and $50,000,000, respectively.

March 27, 2003


By:   /s/ Dennis Tussey
-----------------------------
Dennis Tussey
Servicing Manager


By:   /s/ David Petrini
-----------------------------
David Petrini
Chief Financial Officer


By:  /s/ S. A. Ibrahim
------------------------------
S. a. Ibrahim
Chief Financial Officer

                                                              Washington Mutual


     As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and ommissions policy in the amounts of $110 million and $20 million, respectively.



By:   /s/ Craig S. Davis
-----------------------------
Craig S. Davis
President
Home Loans & Insurance Services Group


By:   /s/ Anthony T. Meola
-----------------------------
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003

                            Fairbanks Capital Corp.

        Management's Assertion on Compliance with the Minimum Servicing
       Standards set forth in the Uniform Single Attestation Program for
                                Mortgage Bankers

                              Report of Management

     We, as members of management of Fairbanks Capital Corp. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002; the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

     As of and for the same period, the Bank had in effect a fidelity bond in the amount of $38,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/  Thomas D. Basmajian
--------------------------
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
---------------------------
Anthony O'Boyle Beirne
Chief Financial Officer

/s/ Barbara K. Wing
---------------------------
Barbara K. Wing
Senior Vice President and Controller

January 20, 2003

3815 South West Temple
Salt Lake City, Utah  84115-4412
P.O. Box 65250
Salt Lake City, Utah  84165-0250
telephone (801) 293-1883
fax (801) 293-1297

                            Fairbanks Capital Corp.

January 29, 2003

Ernst & Young LLP
725 South Figueroa Street
Los Angelee, CA  90017

Ladies and Gentlemen:

     In connection with your compliance attestation engagement relating to management's assertion about Fairbanks Capital Corp.'s (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to form an opinion on whether our assertion about the Company's compliance with the minimum servicing standards as set forth in the USAP is fairly stated in all material respects. Accordingly, we make the following representations with respect to our compliance with the minimum servicing requirements as set forth in the USAP during the year ended December 31, 2002, which are true to the best of our knowledge and belief.

     We ackowledge that, as memebers of management of the Company, we are responsible for complying with the minimum servicing standards as set forth in the USAP. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards referred to above as of December 31, 2002 and for the year then ended. Based on this evaluation, the Company has complied with the minimum servicing standards set forth in the USAP, during the year ended December 31, 2002.

     There has been no known noncompliance with the minimum servicing standards for the year from December 31, 2002 through the date of your attestation examination report.

     As of and during the year ended December 31, 2002, the Company had in effect a fidelity bond in the amount of $38,000,000 and a mortgage bankers errors and omissions policy insurance policy in the amount of $10,000,000.

     We have made available to you all documentation related to compliance with the minimum servicing standards.

     There have been no instances of fraud involving managment or employees who have significant roles in internal control over compliance with the minimum servicing standards. There have been no instances of fraud involving other employees that could have a material effect on compliance with the minimum servicing standards.

     There have been no communications (received by management or our general counsel) from any trustees, insurers, investors, regulatory agencies, rating agencies, outside consultants, or the Company's internal auditors concerning possible noncompliance with the minimum servicing standards (or possible significant noncompliance with servicing agreements) in the year ended December 31, 2002 and through the date of your attestation examination report except as previously disclosed to you in our letter dated January 29, 2003.

     We have not been audited by any trustees or investors in connection with minimum servicing standards or servicing agreements during the year ended December 31, 2002 or through the date of your attestation examination report. As a result, we have not received any audit reports, review reports, or similar reports, including any draft or final reports, from any such companies or agencies in the year ended December 31, 2002 or through the date of your attestation examination report.

     In the prior year, the trustees, insurers, investors, regulatory agencies, rating agencies and other auditors have either not performed an audit or review of our servicing or have evaluated our servicing as satisfactory without any material adverse findings.

     We are subject to an annual examination by MBIA; however, no examination report has been issued in 2002. in addition, certain rating agencies have assigned a servicer rating to the Company. These reports have been shared with you as they have become available.

     No events or transactions have occurred since December 31, 2002 or are pending that woud have an effect on our compliance with the minimum servicing standards at that date or for the year then ended.

     We understand that your examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Acountants, and was, therefore, designed primarily for the purpose of expressing an opinion on whether our assertion is fairly stated in all material respects based on criteria established by the Mortgage Bankers Association and that your procedures were limited to those that you considered necessary for that purpose.

Very truly yours,

/s/  Thomas D. Basmajian
--------------------------
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
---------------------------
Anthony O'Boyle Beirne
Chief Financial Officer

/s/ Barbara K. Wing
---------------------------
Barbara K. Wing
Senior Vice President and Controller